Form 10-Q
period 2001-06-30
UNION PLANTERS HOME EQUITY CORP
filed 2001-07-23
CIK 1122998

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                       Commission File Number
                                              -----------

                        UNION PLANTERS HOME EQUITY CORP.
             (Exact name of registrant as specified in its charter)


           Delaware                                         52-2273306
--------------------------------               ---------------------------------
(State or other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

                      Union Planters Administrative Center
                           7130 Goodlett Farms Parkway
                            Cordova, Tennessee 38018
                     ------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (901) 580-6000
                                                           ---------------

                                       N/A
                                  (former name)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the Registrant was required to file such report), and (ii) has been subject to such filing requirements for the past 90 days:

                              Yes [X]   No [ ]

As of July 20, 2001, the latest practicable date, there were 1,000 shares of Union Planters Home Equity Corp. common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                        UNION PLANTERS HOME EQUITY CORP.


                                   FORM 10-Q



                                     INDEX


                                                                                Page
                                                                                ----

PART I.    FINANCIAL INFORMATION

      Item 1.   Financial Statements (Unaudited)

                Balance Sheet June 30, 2001.......................................3

                Statement of Operations for the three and six months
                ended June 30, 2001...............................................4

                Statement of Changes in Shareholder's Equity
                for the six months ended June 30, 2001............................5

                Statement of Cash Flows for the six months
                ended June 30, 2001...............................................6

                Notes to Unaudited Financial Statements...........................7

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations.....................8

PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings.................................................9

      Item 2.   Changes in Securities and Use of Proceeds.........................9

      Item 3.   Default Upon Senior Securities....................................9

      Item 4.   Submission of Matters to a Vote of Security Holders...............9

      Item 5.   Other Information.................................................9

      Item 6.   Exhibits and Reports on Form 8-K..................................9

      Signatures.................................................................11

                        UNION PLANTERS HOME EQUITY CORP.
                                  BALANCE SHEET
                                   (UNAUDITED)


                                                                       JUNE 30, 2001
                                                                   ---------------------
                                                                   (DOLLARS IN THOUSANDS)

Cash........................................................             $       10
Income tax receivables......................................                     60
                                                                         ----------
          TOTAL ASSETS......................................             $       70
                                                                         ==========

Total liabilities                                                                --

Shareholder's equity
  Common stock, par value $.01 per share,
     1,000 shares authorized, issued, and outstanding.......                     --
  Additional paid-in capital................................                    165
  Retained earnings.........................................                    (95)
                                                                         ----------
          TOTAL SHAREHOLDER'S EQUITY........................                     70
                                                                         ----------
          TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY........             $       70
                                                                         ==========

--------------------

The accompanying notes are an integral part of these financial statements.

                        UNION PLANTERS HOME EQUITY CORP.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                   THREE AND SIX MONTHS ENDED
                                                         JUNE 30, 2001
                                                   --------------------------
                                                     (DOLLARS IN THOUSANDS)

NONINTEREST EXPENSES
  Filing fees..............................                $    132
  Printing.................................                      18
  Legal....................................                       5
                                                           --------
          TOTAL NONINTEREST EXPENSES.......                    (155)
                                                           --------

          LOSS BEFORE INCOME TAXES.........                    (155)
Income tax credit..........................                      60
                                                           --------
          NET LOSS.........................                $    (95)
                                                           ========


--------------------

The accompanying notes are an integral part of these financial statements.

                        UNION PLANTERS HOME EQUITY CORP.
                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)


                                                                     ADDITIONAL
                                                   COMMON              PAID-IN            RETAINED
                                                    STOCK              CAPITAL            EARNINGS            TOTAL
                                                  ---------          ----------          ----------         ----------
                                                                         (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 2001...................       $      --          $       10          $       --         $       10

Capital contribution from
  parent company...........................              --                 155                  --                155

Net loss...................................              --                  --                 (95)               (95)
                                                  ---------          ----------          ----------         ----------

BALANCE, JUNE 30, 2001.....................       $      --          $      165          $      (95)        $       70
                                                  =========          ==========          ==========         ==========


--------------------

The accompanying notes are an integral part of these financial statements.

                        UNION PLANTERS HOME EQUITY CORP.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                 SIX MONTHS ENDED
                                                                   JUNE 30, 2001
                                                              ---------------------
                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net loss...........................................               $       (95)
  Net increase in income tax receivable..............                       (60)
                                                                    -----------
          Net cash used by operating activities......                      (155)
                                                                    -----------

FINANCING ACTIVITIES
  Capital contribution from parent company...........                       155
                                                                    -----------
          Net cash provided by financing activities..                       155
                                                                    -----------
Net change in cash...................................                        --
Cash at beginning of period..........................                        10
                                                                    -----------
Cash at end of period.......................................        $        10
                                                                    ===========


--------------------

The accompanying notes are an integral part of these financial statements.

                        UNION PLANTERS HOME EQUITY CORP.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The financial statements include the accounts of Union Planters Home Equity Corp. (the "Company"). The Company was incorporated August 30, 2000 as a wholly owned, limited-purpose finance subsidiary of Union Planters Bank, National Association (the "Bank"), which in turn is an indirectly wholly owned subsidiary of Union Planters Corporation. The Company was organized to facilitate the securitization of loans and other assets through the issuance and sale of collateralized bonds and pass-through securities. Securities issued through trusts will be collateralized primarily by residential mortgage loans and mortgage-backed certificates of various types. In the future, the Company may finance other types of loans and assets. These financial statements do not include the accounts of the trusts established to carry out the issuance and sale of collateralized bonds and pass-through securities.

         USE OF ESTIMATES. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practice within the financial services industry in the United States. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could differ from these estimates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        UNION PLANTERS HOME EQUITY CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto.

GENERAL

         Union Planters Home Equity Corp. (the "Company") was incorporated August 30, 2000 as a wholly owned, limited purpose, finance subsidiary of Union Planters Bank, National Association (the "Bank"), which in turn is an indirectly wholly owned subsidiary of Union Planters Corporation. The Company has not executed any transactions. The Company was organized to facilitate the securitization of loans and other assets through the issuance and sale of collateralized bonds and pass-through securities. Securities issued will be secured primarily by residential mortgage loans and mortgage-backed certificates of various types. In the future, the Company may finance other types of loans and assets.

         The Company has filed a registration statement on Form S-3 with the SEC that was declared effective April 6, 2001. However, there has been no business activity of the Company to date.

         RESULTS OF OPERATIONS

         For the three and six months ended June 30, 2001, the Company incurred $155,000 of expenses related to the formation of the Company.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                        UNION PLANTERS HOME EQUITY CORP.

                           PART II - OTHER INFORMATION


ITEM 1 -- LEGAL PROCEEDINGS

         None.

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3 -- DEFAULT UPON SENIOR SECURITIES

         None.

ITEM 4-- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 -- OTHER INFORMATION

         None.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         3.1 Certificate of Incorporation of the Registrant (incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 333-46210 on Form S-3, filed September 20, 2000).

         3.2 Bylaws of the Registrant (Incorporated herein by reference to the Exhibits to the Registrant's Registration Statement No. 333-46210 on Form S-3, filed September 20, 2000).

         4.1 Standard Terms to Pooling and Servicing Agreement (September 2000 Edition) (Incorporated herein by reference to the Exhibits to the Registrant's Registration Statement No. 333-46210 on Form S-3, filed September 20, 2000).

         4.1(a) Form of Series Supplement to the Pooling and Servicing Agreement (Incorporated herein by reference to the Exhibits to the Registrant's Registration Statement No. 333-46210 on Form S-3, filed September 20, 2000).

         4.2 Form of Indenture between Registrant and Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Registration Statement No. 333-46210 on Form S-3, filed September 20, 2000).

         4.2(a) Form of Series Supplement to the Indenture between Registrant and Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Registration Statement No. 333-46210 on Form S-3, filed September 20, 2000).

         4.3 Form of Trust Agreement between Registrant and Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Registration Statement No. 333-46210 on Form S-3, filed September 20, 2000).

         4.4 Form of Deposit Trust Agreement between Registrant and Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Registration Statement No. 333-46210 on Form S-3, filed September 20, 2000).

         99.1 Form of Sales Agreement between the Registrant, as Purchaser, and the Seller (Incorporated herein by reference to the Exhibits to the Registrant's Registration Statement No. 333-46210 on Form S-3, filed September 20, 2000).

         99.2 Form of Servicing Agreement (Incorporated herein by reference to the Exhibits to the Registrant's Registration Statement No. 333-46210 on Form S-3, filed September 20, 2000).

         (b)      REPORTS ON FORM 8-K

                           None.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                         UNION PLANTERS HOME EQUITY CORP.
                                                    (REGISTRANT)


Date:    July 23, 2001              By:     /s/ Norman J. Burglin
      --------------------             ----------------------------------------
                                            Norman J. Burglin
                                            President and
                                            Chief Executive Officer




                                    By:     /s/ Bobby L. Doxey
                                       ----------------------------------------
                                             Senior Executive Vice President,
                                             Chief Financial Officer, and
                                             Chief Accounting Officer