Form 10-Q
period 2001-09-30
UNION PLANTERS HOME EQUITY CORP
filed 2001-11-14
CIK 1122998

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                        Commission File Number 333-46210

                        UNION PLANTERS HOME EQUITY CORP.
             (Exact name of registrant as specified in its charter)


              Delaware                                    52-2273306
  -------------------------------             --------------------------------
  (State or other Jurisdiction of             (IRS Employer Identification No.)
  Incorporation or Organization)

                      Union Planters Administrative Center
                           7130 Goodlett Farms Parkway
                            Cordova, Tennessee 38016
                 ----------------------------------------------
                    (Address of principal executive offices)

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

                                 Yes  [X]  No [ ]

As of October 31, 2001, the latest practicable date, there were 1,000 shares of Union Planters Home Equity Corp. common stock outstanding.

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

                        UNION PLANTERS HOME EQUITY CORP.


                                    FORM 10-Q



                                      INDEX


                                                                                                                    Page
                                                                                                                    ----
PART I.    FINANCIAL INFORMATION
      Item 1.   Financial Statements (Unaudited)

                Balance Sheet September 30, 2001 and December 31, 2000.................................................3

                Statement of Operations for the three and nine months
                ended September 30, 2001...............................................................................4

                Statement of Changes in Shareholder's Equity
                for the nine months ended September 30, 2001...........................................................5

                Statement of Cash Flows for the nine months
                ended September 30, 2001...............................................................................6

                Notes to Unaudited Financial Statements................................................................7

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations..........................................................8

      Item 3.   Quantitative and Qualitative Disclosures About Market Risk.............................................8

PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings......................................................................................9

      Item 2.   Changes in Securities and Use of Proceeds..............................................................9

      Item 3.   Default Upon Senior Securities.........................................................................9

      Item 4.   Submission of Matters to a Vote of Security Holders....................................................9

      Item 5.   Other Information......................................................................................9

      Item 6.   Exhibits and Reports on Form 8-K.......................................................................9

      Signatures......................................................................................................11

                        UNION PLANTERS HOME EQUITY CORP.
                                  BALANCE SHEET
                                   (UNAUDITED)


                                                                             SEPTEMBER 30,         DECEMBER 31,
                                                                                 2001                 2000
                                                                             -------------         ------------
                                                                                    (DOLLARS IN THOUSANDS)
Cash........................................................                  $      327            $      10
                                                                              ----------            ---------
          TOTAL ASSETS......................................                  $      327            $      10
                                                                              ==========            =========

Advance from parent.........................................                  $      252            $      --
                                                                              ----------            ---------
          TOTAL LIABILITIES.................................                         252                   --

Shareholder's equity
  Common stock, par value $.01 per share,
     1,000 shares authorized, issued, and outstanding.......                          --                   --
  Additional paid-in capital................................                         178                   10
  Retained earnings.........................................                        (103)                  --
                                                                              ----------            ---------
          TOTAL SHAREHOLDER'S EQUITY........................                          75                   10
                                                                              ----------            ---------
          TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY........                  $      327            $      10
                                                                              ==========            =========

--------------------

The accompanying notes are an integral part of these financial statements.

                        UNION PLANTERS HOME EQUITY CORP.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  SEPTEMBER 30, 2001          SEPTEMBER 30, 2001
                                                  ------------------          ------------------
                                                              (DOLLARS IN THOUSANDS)
NONINTEREST EXPENSES
  Filing fees..............................              $     --                    $    132
  Printing.................................                    --                          18
  Legal....................................                    13                          18
                                                         --------                    --------
          TOTAL NONINTEREST EXPENSES.......                    13                         168
                                                         --------                    --------

          LOSS BEFORE INCOME TAXES.........                   (13)                       (168)
Income tax credit..........................                     5                          65
                                                         --------                    --------
          NET LOSS.........................              $     (8)                   $   (103)
                                                         ========                    ========

--------------------

The accompanying notes are an integral part of these financial statements.

                        UNION PLANTERS HOME EQUITY CORP.
                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)

                                                                     ADDITIONAL
                                                    COMMON            PAID-IN             RETAINED
                                                    STOCK             CAPITAL             EARNINGS            TOTAL
                                                  ---------          ----------          ----------         ----------
                                                                         (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 2001...................       $      --          $       10          $       --         $       10

Capital contribution from
  parent company...........................              --                 168                  --                168

Net loss...................................              --                  --                (103)              (103)
                                                  ---------          ----------          ----------         ----------

BALANCE, SEPTEMBER 30, 2001................       $      --          $      178          $     (103)        $       75
                                                  =========          ==========          ==========         ==========

--------------------

The accompanying notes are an integral part of these financial statements.

                        UNION PLANTERS HOME EQUITY CORP.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                SEPTEMBER 30, 2001
                                                              ---------------------
                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net loss...........................................               $      (103)
  Net increase in advance from parent................                       252
                                                                    -----------
          Net cash used by operating activities......                       149
                                                                    -----------

FINANCING ACTIVITIES
  Capital contribution from parent company...........                       168
                                                                    -----------
          Net cash provided by financing activities..                       168
                                                                    -----------
Net change in cash...................................                       317
Cash at beginning of period..........................                        10
                                                                    -----------
Cash at end of period.......................................        $       327
                                                                    ===========

--------------------

The accompanying notes are an integral part of these financial statements.

                        UNION PLANTERS HOME EQUITY CORP.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The financial statements include the accounts of Union Planters Home Equity Corp. (the "Company"). The Company was incorporated August 30, 2000 as a wholly-owned, limited-purpose finance subsidiary of Union Planters Bank, National Association (the "Bank"), which in turn is an indirect wholly-owned subsidiary of Union Planters Corporation. The Company was organized to facilitate the securitization of loans and other assets through the issuance and sale of collateralized bonds and pass-through securities. Securities issued through trusts will be collateralized primarily by residential mortgage loans and mortgage-backed certificates of various types. In the future, the Company may finance other types of loans and assets. These financial statements do not include the accounts of the trusts established to carry out the issuance and sale of collateralized bonds and pass-through securities.

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

GENERAL

         Union Planters Home Equity Corp. (the "Company") was incorporated August 30, 2000 as a wholly-owned, limited purpose, finance subsidiary of Union Planters Bank, National Association (the "Bank"), which in turn is an indirect wholly-owned subsidiary of Union Planters Corporation. The Company has not executed any transactions. The Company was organized to facilitate the securitization of loans and other assets through the issuance and sale of collateralized bonds and pass-through securities. Securities issued will be secured primarily by residential mortgage loans and mortgage-backed certificates of various types. In the future, the Company may finance other types of loans and assets.

         The Company has filed a registration statement on Form S-3 with the SEC that was declared effective April 6, 2001. However, there has been no business activity of the Company to date.

         RESULTS OF OPERATIONS

         For the three and nine months ended September 30, 2001, the Company incurred $13,000 and $168,000, respectively, of expenses related to the formation of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                        UNION PLANTERS HOME EQUITY CORP.

                           PART II - OTHER INFORMATION


ITEM 1 -- LEGAL PROCEEDINGS

         None.

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3 -- DEFAULT UPON SENIOR SECURITIES

         None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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


                                        UNION PLANTERS HOME EQUITY CORP.
                                                  (REGISTRANT)



Date:   November 14, 2001               By:    /s/ Norman J. Burglin
      ---------------------                ------------------------------------
                                               Norman J. Burglin
                                               President and
                                               Chief Executive Officer




                                        By:    /s/ Bobby L. Doxey
                                           ------------------------------------
                                               Senior Executive Vice President,
                                               Chief Financial Officer, and
                                               Chief Accounting Officer