Form 10-K405
period 2001-12-31
UNION PLANTERS HOME EQUITY CORP
filed 2002-03-28
CIK 1122998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-46210

UNION PLANTERS HOME EQUITY CORP.
(Exact name of registrant as specified in its charter)

Delaware	52-227306
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Union Planters Corporation
6200 Poplar Ave.
Memphis, Tennessee 38119
(Address of principal executive offices)

Registrant’s telephone number, including area code:        (901) 580-6000

Securities registered pursuant to Section 12(b) of the Act:               None

Securities registered pursuant to Section 12(g) of the Act:          Common Stock, par value $0.01 per share

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the Registrant was required to file such report) and (ii) has been subject to such filing requirements for the past 90 days:

Yes  ☒               No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of the latest practicable date, February 28, 2002:  NONE

As of February 28, 2002, the latest practicable date, there were 1,000 shares of Union Planters Home Equity Corp. common stock outstanding, all of which are owned by Union Planters Bank, National Association, a wholly-owned subsidiary of Union Planters Corporation.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and, therefore, is furnishing the abbreviated narrative disclosure specified in Paragraph (2) of General Instruction I.

PART I

Item 1-Business

Union Planters Home Equity Corp, (UPHEC or the Company) was incorporated in Delaware on August 30, 2000, as a wholly-owned, limited-purpose financing subsidiary of Union Planters Bank, National Association (the Bank), which in turn is a subsidiary of Union Planters Corporation (UPC).  The Company was organized to facilitate the securitization of loans and other assets through the issuance and sale of collateralized bonds and pass-through securities through trusts established by the Company.  Securities issued through trusts will be secured primarily by residential mortgage loans and mortgage-backed certificates of various types. In the future, the Company may finance other types of loans and assets.

The Company competes in a national market with other private conduits and various financial firms.  Economic conditions, interest rates, regulatory changes and market dynamics all influence the securities market.

Item 2-Properties

UPHEC has no physical properties.

Item 3-Legal Proceedings

None.

Item 4-Submission of Matters to a Vote of Security Holders

Information in response to this Item is omitted pursuant to General Instruction I.

PART II

Item 5-Market for Registrant’s Common Equity and Related Stockholder Matters

All of UPHEC’s outstanding common stock is owned by the Bank.  Accordingly, there is no market for its common stock.

Item 6-Selected Financial Data

Information in response to this Item is omitted pursuant to General Instruction I.

Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operation

UPHEC filed a registration statement with the Securities and Exchange Commission on Form S-3, which was declared effective in April 2001.  However, there has been no business activity of the Company to date.

Results of Operations

During 2001, UPHEC incurred $168,000 of expenses related to the formation of the Company.

Item 7A-Quantitative and Qualitative Disclosures About Market Risks

Not Applicable.

Item 8-Financial Statements and Supplementary Data

AUDITED FINANCIAL STATEMENTS

UNION PLANTERS HOME EQUITY CORP.

Page
Report of Independent Accountants..............................................................................................................	4
Balance Sheet - December 31, 2001 and 2000.................................................................................................	5
Statement of Operations - For the periods ended December 31, 2001 and 2000.......................................	6
Statement of Shareholder’s Equity - For periods year ended December 31, 2001 and 2000....................	7
Statement of Cash Flows - For the periods ended December 31, 2001 and 2000......................................	8
Notes to Financial Statements..........................................................................................................................	9

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder of Union Planters Home Equity Corp.

In our opinion, the accompanying balance sheet and the related statements of operations, changes in shareholder’s equity and cash flows present fairly, in all material respects, the financial position of Union Planters Home Equity Corp. at December 31, 2001 and 2000 the results of its operations and its cash flows for the year ended December 31, 2001 and the period from August 30, 2000 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Union Planters Home Equity Corp.’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Memphis, Tennessee

March 18, 2002

  Union Planters Home Equity Corp.

Balance Sheet

	December 31,
	2001	2000
	(Dollars in thousands)

Cash	$ 133	$ 10
Total assets.........................................................................................	$ 133	$ 10

Payable to affiliates......................................................................................	$ 58	$ —
Total liabilities...................................................................................	58	—

Shareholder’s equity
Common stock, par value $.01 per share,
1,000 shares authorized, issued and outstanding..............................	—	—
Additional paid-in capital..........................................................................	178	10
Accumulated Deficit..................................................................................	(103)	—
Total shareholder’s equity...............................................................	75	10

Total liabilities and shareholder’s equity.....................................	$ 133	$ 10

____________________

The notes to the balance sheet are an integral part of these financial statements.

Union Planters Home Equity Corp.

Statement of Operations

	Year Ended	Period of
	December 31,	August 30 – December 31,
	2001	2000
	(Dollars in thousands)

Noninterest income..............................................	$ —	$ —

Noninterest expense.............................................	168	—

Loss before income taxes............................	(168)	—
Applicable income tax benefit..............................	(65)	—
Net loss..........................................................	$ (103)	$ —

____________________

The accompanying notes are an integral part of these financial statements.

Union Planters Home Equity Corp.

Statement of Changes in Shareholder’s Equity

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total
	(Dollars in thousands)
Balance, August 30, 2000.............................	$ —	$ —	$ —	$ —
Capital investment...........................................	—	10	—	10
Balance, December 31, 2000........................	—	10	—	10
Net loss.............................................................	—	168	(103)	65
Balance, December 31, 2001........................	$ —	$ 178	$ (103)	$ 75

____________________

The accompanying notes are an integral part of these financial statements.

Union Planters Home Equity Corp.

Statement of Cash Flows

		Period of
	Year Ended December 31,	August 30 – December 31,
	2001	2000
	(Dollars in thousands)
Operating activities
Net loss........................................................................................................	$ (103)	$ —
Net increase in payable to affiliates.........................................................	58	—
Net cash used by operating activities.............................................	(45)	—

Financing activities
Additional paid-in capital..........................................................................	168	10
Net cash provided by financing activities......................................	168	10
Net increase in cash.....................................................................................	123	10
Cash at beginning of year...........................................................................	10	—
Cash at end of year......................................................................................	$ 133	$ 10

____________________

The accompanying notes are an integral part of these financial statements.

UNION PLANTERS HOME EQUITY CORP.

Notes to Financial Statements

Note 1.  Business and Summary of Significant Accounting Policies

Business.  Union Planters Home Equity Corp, (UPHEC or the Company) was incorporated in Delaware on August 30, 2000, as a wholly-owned, limited-purpose financing subsidiary of Union Planters Bank, National Association (the Bank), which in turn is a subsidiary of Union Planters Corporation (UPC).  The Company was organized to facilitate the securitization of loans and other assets through the issuance and sale of collateralized bonds and pass-through securities through trusts established by the Company.  Securities issued through trusts will be secured primarily by residential mortgage loans and mortgage-backed certificates of various types. In the future, the Company may finance other types of loans and assets.

Use of Estimates.  The accounting and reporting policies of UPHEC conform to accounting principles generally accepted in the United States of America and general practice within the financial services industry.  This requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could differ from these estimates.

Basis of Presentation.  The financial statements include the accounts of UPHEC.  These financial statements do not include the accounts of any trusts established to carry out the issuance and sale of collateralized bonds and pass-through securities.

Note 2.  Income Taxes

Income taxes are computed on a separate company basis.  UPHEC will file a consolidated federal income tax return with UPB and UPC.  There are no deferred income taxes as provided in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  UPHEC’s effective tax rate does not differ from the federal statutory rate of 35%.

Note 3.  Related Party

UPHEC is financially dependent on agreements with UPB to effect certain of its operations, including providing loans and other assets for securitization and sale.  UPHEC is also financially dependent on agreements with UPC.

Item 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10-Directors and Executive Officers of the Registrant

Information in response to this Item is omitted pursuant to General Instruction I.

Item 11-Executive Compensation

Information in response to this Item is omitted pursuant to General Instruction I.

Item 12-Security Ownership of Certain Beneficial Owners and Management

Information in response to this Item is omitted pursuant to General Instruction I.

Item 13-Certain Relationships and Related Transactions

Information in response to this Item is omitted pursuant to General Instruction I.

PART IV

Item 14-Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)	Index to financial statements is included in Item 8.
(a) (2)	Not applicable.
(a) (3)	Exhibits.

3.1	Certificate of Incorporation of the Registrant (Incorporated herein by reference to the Exhibits to Registrant’s Registration Statement No. 333-46210 on Form S-3, filed September 20, 2000)
3.2	Bylaws of the Registrant (Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-46210 on Form S-3, filed September 20, 2000)
4.1

Standard Terms to Pooling and Servicing Agreement (September 2000 Edition) (Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-46210 on Form S-3, filed September 20, 2000)

4.1(a)

Form of Series Supplement to the Pooling and Servicing Agreement (Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-46210 on Form S-3, filed September 20, 2000)

4.2	Form of Indenture between Registrant and Trustee (Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-46210 on Form S-3, filed September 20, 2000)
4.2(a)

Form of Series Supplement to the Indenture between Registrant and Trustee (Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-46210 on Form S-3, filed September 20, 2000)

4.3	Form of Trust Agreement between Registrant and Trustee (Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-46210 on Form S-3, filed September 20, 2000)
4.4

Form of Deposit Trust Agreement between Registrant and Trustee (Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-46210 on Form S-3, filed September 20, 2000)

99.1

Form of Sales Agreement between the Registrant, as Purchaser and the Seller (Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-46210 on Form S-3, filed September 20, 2000)

99.2	Form of Servicing Agreement (Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-46210 on Form S-3, filed September 20, 2000)

The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2001.

          None.

(c)
Exhibits

          Please
refer to Item 14(a)(3) herein above.

(d)
Additional financial statements

(1)
Separate Financial Statements of subsidiaries not consolidated and fifty-percent-or-less persons.

None.

(2)
Affiliates whose securities are pledged as collateral

None.

(3)
Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the
securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,
thereunto duly authorized.

 UNION PLANTERS HOME EQUITY CORP.

 (Registrant)

 Dated:        March
18,
2002

 By: /s/ Norman J.
Burglin

 Norman J. Burglin

 President and Chief Executive Officer

 Dated:        March
18,
2002

 By: /s/ Bobby L.
Doxey

 Bobby L. Doxey

 Senior Executive Vice President,

 Chief Financial Officer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 18,
2001.

 By: /s/ Norman J.
Burglin

 By: /s/ Bobby L.
Doxey

 Norman J. Burglin

 Bobby L. Doxey

 President and Chief Executive Officer

 Senior Executive Vice President,

 Chief Financial Officer and Chief Accounting Officer