Form 10-Q
period 2002-03-31
UNION PLANTERS HOME EQUITY CORP
filed 2002-05-15
CIK 1122998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

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

Yes☒     No

As of April 30, 2002, the latest practicable date, there were 1,000 shares of Union Planters Home Equity Corp. common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

UNION PLANTERS HOME EQUITY CORP.

FORM 10-Q

INDEX

Union Planters Home Equity Corp.

Balance Sheet

(Unaudited)

	March 31,		December 31,
	2002	2001	2001
	(Dollars in thousands)

Cash	$83	$10	$133
Total assets	$83	$10	$133

Accrued expenses	$ 8	$ -	$58
Total liabilities	8	-	58

Shareholder's equity
Common stock, par value $.01 per share,
1,000 shares authorized, issued and outstanding	-	-	-
Additional paid-in capital	178	150	178
Retained earnings	(103)	(140)	(103)
Total shareholder's equity	75	10	75
Total liabilities and shareholder's equity	$83	$10	$133

____________________

The accompanying notes are an integral part of these financial statements.

Union Planters Home Equity Corp.

Statement of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2002	2001
	(Dollars in thousands)

Noninterest income
Other miscellaneous income	$ -	$ -

Noninterest expense
Other miscellaneous expenses	-	140

Loss before income taxes	-	(140)
Income tax expense	-	-
Net loss	$ -	$(140)

____________________

The accompanying notes are an integral part of these financial statements.

Union Planters Home Equity Corp.

Statement of Changes in Shareholder's Equity

(Unaudited)

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total
	(Dollars in thousands)

Balance, December 31, 2001	$ -	$178	$(103)	$75
Net loss	-	-	-	-
Balance, March 31, 2002	$ -	$178	$(103)	$75

____________________

The accompanying notes are an integral part of these financial statements.

Union Planters Home Equity Corp.

Statement of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2002	2001
	(Dollars in thousands)

Operating activities
Net loss	$ -	$(140)
Net decrease in other liabilities	(50)	-
Net cash used by operating activities	(50)	(140)

Financing activities
Additional paid in capital	-	140
Net cash provided by financing activities	-	140

Net decrease in cash	(50)	-
Cash at beginning of period	133	10
Cash at end of period	$ 83	$ 10

____________________

The accompanying notes are an integral part of these financial statements.

UNION PLANTERS HOME EQUITY CORP.

Notes to Unaudited Financial Statements

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

Use of Estimates. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the financial services industry in the United States. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could differ from these estimates.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

UNION PLANTERS HOME EQUITY CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto.

GENERAL

There were no transactions in the first quarter of 2002 or 2001.

UNION PLANTERS HOME EQUITY CORP.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 5 - Other Information

None.

Item 6 -Exhibits and Reports on Form 8-K

(a)Exhibits

3.1Certificate of Incorporation of the Registrant (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 333-46210 on Form S-3, filed September 20, 2000).

3.2Bylaws of the Registrant (Incorporated herein by reference to the Exhibits to the Registrant's Registration Statement No. 333-46210 on Form S-3, filed September 20, 2000).

4.1Standard Terms to Pooling and Servicing Agreement (September 2000 Edition) (Incorporated herein by reference to the Exhibits to the Registrant's Registration Statement No. 333-46210 on Form S-3, filed September 20, 2000).

4.1(a)Form of Series Supplement to the Pooling and Servicing Agreement (Incorporated herein by reference to the Exhibits to the Registrant's Registration Statement No. 333-46210 on Form S-3, filed September 20,

2000).

4.2Form of Indenture between Registrant and Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Registration Statement No. 333-46210 on Form S-3, filed September 20, 2000).

4.2(a)Form of Series Supplement to the Indenture between Registrant and Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Registration Statement No. 333-46210 on Form S-3, filed

September 20, 2000).

4.3Form of Trust Agreement between Registrant and Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Registration Statement No. 333-46210 on Form S-3, filed September 20, 2000).

4.4Form of Deposit Trust Agreement between Registrant and Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Registration Statement No. 333-46210 on Form S-3, filed September 20, 2000).

99.1Form of Sales Agreement between the Registrant, as Purchaser, and the Seller (Incorporated herein by reference to the Exhibits to the Registrant's Registration Statement No. 333-46210 on Form S-3, filed September 20, 2000).

99.2Form of Servicing Agreement (Incorporated herein by reference to the Exhibits to the Registrant's Registration Statement No. 333-46210 on Form S-3, filed September 20, 2000).

(b)Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UNION PLANTERS HOME EQUITY CORP.

(Registrant)

Date:May 15, 2002

By: /s/ Norman J. Burglin

Norman J. Burglin

President and Chief Executive Officer

By: /s/ Bobby L. Doxey

Bobby L. Doxey

Executive Vice President and

Chief Operating Officer